Form 10-K
period 2015-03-31
Honda Auto Receivables 2013-2 Owner Trust
filed 2015-06-17
CIK 1574367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Item 1117 of Regulation AB.    Legal Proceedings.

No legal proceedings are pending, and no proceedings are known to be contemplated by governmental authorities, against any of the following companies: American Honda Finance Corporation (the “Sponsor”), American Honda Receivables LLC (the “Depositor”), Deutsche Bank Trust Company Delaware (the “Owner Trustee”) or the Trust that are or would be material to holders of the Notes or the Certificates.

The Bank of New York Mellon (the “Indenture Trustee”) has provided the additional information contained in the following paragraph for purposes of compliance with Regulation AB.

“In the ordinary course of business, The Bank of New York Mellon is named as a defendant in or made a party to pending and potential legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, The Bank of New York Mellon was named as a defendant in a lawsuit by a group of institutional investors. This lawsuit alleges that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigation vigorously.”

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

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

Exhibit 99.1 – Sale and Servicing Agreement, to be dated April 24, 2013, among Honda Auto Receivables 2013-2 Owner Trust, American Honda Receivables LLC and American Honda Finance Corporation, incorporated to Exhibit 99.1 by reference to Form 8-K dated April 24, 2013, and filed by the registrant on April 24, 2013.

Exhibit 99.2 – Receivables Purchase Agreement, to be dated April 24, 2013, between American Honda Finance Corporation and American Honda Receivables LLC, incorporated to Exhibit 99.2 by reference to Form 8-K dated April 24, 2013, and filed by the registrant on April 24, 2013.

Exhibit 99.3 – Administration Agreement, to be dated April 24, 2013, among Honda Auto Receivables 2013-2 Owner Trust, American Honda Finance Corporation, American Honda Receivables LLC and The Bank of New York Mellon, as indenture trustee, incorporated to Exhibit 99.3 by reference to Form 8-K dated April 24, 2013, and filed by the registrant on April 24, 2013.

Exhibit 99.4 – Control Agreement, to be dated April 24, 2013, among American Honda Receivables LLC, Honda Auto Receivables 2013-2 Owner Trust, American Honda Finance Corporation, and The Bank of New York Mellon, as indenture trustee, as assignee-secured party, and as securities intermediary, incorporated to Exhibit 99.4 by reference to Form 8-K dated April 24, 2013, and filed by the registrant on April 24, 2013.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Honda Auto Receivables 2013-2 Owner Trust

	By:	American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda

Paul C. Honda

Date: June 17, 2015		Vice President and Assistant Secretary (senior officer in charge of the servicing function)

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

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

Exhibit 99.1 – Sale and Servicing Agreement, to be dated April 24, 2013, among Honda Auto Receivables 2013-2 Owner Trust, American Honda Receivables LLC and American Honda Finance Corporation, incorporated to Exhibit 99.1 by reference to Form 8-K dated April 24, 2013, and filed by the registrant on April 24, 2013.

Exhibit 99.2 – Receivables Purchase Agreement, to be dated April 24, 2013, between American Honda Finance Corporation and American Honda Receivables LLC, incorporated to Exhibit 99.2 by reference to Form 8-K dated April 24, 2013, and filed by the registrant on April 24, 2013.

Exhibit 99.3 – Administration Agreement, to be dated April 24, 2013, among Honda Auto Receivables 2013-2 Owner Trust, American Honda Finance Corporation, American Honda Receivables LLC and The Bank of New York Mellon, as indenture trustee, incorporated to Exhibit 99.3 by reference to Form 8-K dated April 24, 2013, and filed by the registrant on April 24, 2013.

Exhibit 99.4 – Control Agreement, to be dated April 24, 2013, among American Honda Receivables LLC, Honda Auto Receivables 2013-2 Owner Trust, American Honda Finance Corporation, and The Bank of New York Mellon, as indenture trustee, as assignee-secured party, and as securities intermediary, incorporated to Exhibit 99.4 by reference to Form 8-K dated April 24, 2013, and filed by the registrant on April 24, 2013.

- 8 -